Form 10-Q
period 2010-04-30
AFH ACQUISITION XI, INC.
filed 2010-06-14
CIK 1419553

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company .	☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000   shares of common stock, par value $.001 per share, outstanding as of June 14, 2010.

AFH ACQUISITION XI, Inc.
- INDEX -

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

The results for the period ended April 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 2009.

AFH ACQUISITION XI, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
APRIL 30, 2010

AFH ACQUISITION XI, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at April 30, 2010 (Unaudited) and October 31, 2009	F-1

Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through April 30, 2010 (Unaudited)	F-2

Statements of Operations for the Three and Six Months Ended April 30, 2010 and 2009 and for the Period from Date of Inception (October 18, 2007) through April 30, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Six Months Ended April 30, 2010 and 2009 and for the Period from Date of Inception (October 18, 2007) through April 30, 2010 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-8

AFH ACQUISITION XI, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	April 30,	October 31,
	2010	2009

ASSETS
Cash and Cash Equivalents	$—	$26

Total Assets	$—	$26

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$2,156	$5,656
Due to Parent	19,843	14,187

Total Liabilities	21,999	19,843

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(46,999)	(44,817)

Total Stockholder's Deficit	(21,999)	(19,817)

Total Liabilities and Stockholder's Deficit	$—	$26

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION XI, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH APRIL 30, 2010 - UNAUDITED

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,823)	(21,823)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,823)	(9,723)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(12,112)	(12,112)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(33,935)	(8,935)

Net Loss for the Period	—	—	—	—	(10,882)	(10,882)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(44,817)	(19,817)

Net Loss for the Period	—	—	—	—	(2,182)	(2,182)

Balance - April 30, 2010	5,000,000	$5,000	$20,000	$—	$(46,999)	$(21,999)

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION XI, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(October 18, 2007)
	April 30,		April 30,		Through
	2010	2009	2010	2009	April 30, 2010

Revenues	$—	$—	$—	$—	$—

Expenses
Consulting	$—	$332	$—	$685	$1,712
Interest	—	—	—	—	15
Legal and Professional	1,244	2,733	2,031	4,683	40,081
Office Expenses	(21)	—	26	25	339
Organizational Costs	—	—	—	276	1,002
Rent	—	650	—	3,650	3,650

Total Expenses	$1,223	$3,715	$2,057	$9,319	$46,799

Net Loss for the Period Before Taxes	$(1,223)	$(3,715)	$(2,057)	$(9,319)	$(46,799)

Franchise Tax	125	—	125	—	200

Net Loss for the Period After Taxes	$(1,348)	$(3,715)	$(2,182)	$(9,319)	$(46,999)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION XI, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Six Months Ended		(October 18, 2007)
	April 30,		Through
	2010	2009	April 30, 2010

Cash Flows from Operating Activities
Net Loss for the Period	$(2,182)	$(9,319)	$(46,999)

Changes in Assets and Liabilities:
Prepaid Expenses	—	2,083	—
Accrued Expenses	(3,500)	1,841	2,156

Net Cash Flows from Operating Activities	(5,682)	(5,395)	(44,843)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	5,656	1,720	19,843
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	5,656	1,720	44,843

Net Change in Cash and Cash Equivalents	(26)	(3,675)	—

Cash and Cash Equivalents - Beginning of Period	26	3,799	—

Cash and Cash Equivalents - End of Period	$—	$124	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $46,999 at April 30, 2010.

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

Liquidity and Capital Resources

As of April 30, 2010, the Company had assets equal to $0. This compares with assets equal to $26 as of October 31, 2009 comprised exclusively of cash and cash equivalents.  The Company’s current liabilities as of April 30, 2010 totaled $21,999, comprised exclusively of accrued expenses and moneys due to parent.  This compares with current liabilities as of October 31, 2009 equal to $19,843, comprised exclusively of accrued expenses and moneys due to parent.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the six months ended April 30, 2010 and 2009 and for the cumulative period from October 18, 2007 (Inception) to April 30, 2010:

	Six Months Ended April 30, 2010	Six Months Ended April 30, 2009	For the Cumulative Period from October 18, 2007 (Inception) to April 30, 2010
Net Cash (Used in) Operating Activities	$(5,682)	$(5,395)	$(44,843)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$5,656	$1,720	$44,843
Net Increase (Decrease) in Cash and Cash Equivalents	$(26)	$(3,675)	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (Inception) to April 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended April 30, 2010 and 2009 the company had a net loss of $1,348 and $3,715, respectively, comprised exclusively of legal accounting, accounting, audit and other professional service fees incurred in relation to the filing of the Company's Form 10-K for the fiscal year ended October 31, 2009.

For the six months ended April 30, 2010 and 2009 the company had a net loss of $2,182 and $9,319, respectively, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Form 10-K for the fiscal year ended October 31, 2009.

For the period from October 18, 2007 (Inception) to April 30, 2010, the Company had a net loss of $46,999 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and the filing of the Company’s annual and quarterly reports on Form 10-K and Form 10-Q.

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

As of April 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2010.

32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB , as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2010	AFH Acquisition XI, Inc.

By: /s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Sole Director
Principal Executive Officer
Principal Financial Officer